Form 10-K405
period 1995-12-31
SEARS CREDIT ACCOUNT TRUST 1991-C
filed 1996-03-28
CIK 876858

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-K

X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                                   OR

[]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1995

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

Item 2.     Properties

      The property of the Trust includes a portfolio of receivables (the "Receivables") arising in selected accounts under open-end credit plans of Sears (the "Accounts") and all monies received in payment of the Receivables. At the time of the Trust's formation, Sears sold and contributed to SRFG, which in turn conveyed to the Trust, all Receivables existing under the Accounts as of the end of certain of Sears regular billing cycles ending in June, 1991 and all Receivables arising under the Accounts from time to time thereafter until the termination of the Trust. Information related to the performance of the Receivables during 1995 is set forth in the ANNUAL STATEMENT filed as
Exhibit 21 to this Annual Report on Form 10-K.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None


                                PART III

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management

      As of March 15, 1996, 100% of the Investor Certificates were held in the nominee name of CEDE and Co. for beneficial owners.

      SRFG, as of March 15, 1996, owned 100% of the Seller Certificate, which represented beneficial ownership of a residual interest in the assets of the Trust as provided in the Pooling and Servicing Agreement.

Item 13.    Certain Relationships and Related Transactions

      None


                                 PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form
            8-K

            (a)   Exhibits:

                  21.         1995 ANNUAL STATEMENT prepared by the
                              Servicer.

                  28. ANNUAL INDEPENDENT ACCOUTNANTS' REPORTS pursuant to Section 3.06 of the Pooling and Servicing Agreement.

                              (a)   Agreed Upon Procedures Letter.

                              (b)   Annual Servicing Letter.

            (b)   Reports on Form 8-K:

            Current reports on Form 8-K are filed on or before the Distribution Date each month (on, or the first business day after, the 15th of the month). The reports include as an exhibit, the MONTHLY INVESTOR CERTIFICATEHOLDERS' STATEMENT. Current Reports on Form 8-K were filed on October 16, 1995, November 15, 1995, and December 15, 1995.

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



                              Sears Credit Account Trust 1991 C
                                          (Registrant)

                        By:   Sears Receivables Financing Group, Inc.
                                    (Originator of the Trust)


                        By:
                              Larry R. Raymond
                              Vice President, Finance


Dated:  March 28, 1996

                                EXHIBIT INDEX




Exhibit No.



      21.         1995 ANNUAL STATEMENT prepared by
                  the Servicer.

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



                              Sears Credit Account Trust 1991 C
                                          (Registrant)

                        By:   Sears Receivables Financing Group, Inc.
                                    (Originator of the Trust)



                        By:   /S/Larry R. Raymond
                              Larry R. Raymond
                              Vice President, Finance



Dated:  March 28, 1996